Form 10QSB
period 2002-10-31
ELF INC
filed 2002-12-16
CIK 1176188

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
               1934 for the Quarterly Period Ended October 31, 2002

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

As of October 31, 2002, 1,230,000 shares of common stock, no par value, were outstanding.



                                     INDEX

                                                                       Page
                                                                       ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, October 31, 2002 (Unaudited)................3

     Condensed statements of operations (Unaudited) - Three months ended
       October 31, 2002 and 2001; Six months ended October 31, 2002 and 2001; and for the period from April 9, 1998 (inception)
       through October 31, 2002...........................................4

     Condensed statements of cash flows (Unaudited) - Six months ended
       October 31, 2002 and 2001, and for the period from April 9, 1998
       (inception) through October 31, 2002...............................5

     Notes to condensed financial statements (Unaudited)..................6

     Item 2.  Plan of operation...........................................7

     Item 3.  Controls and Procedures.....................................7

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

     Signatures...........................................................8

     Certifications.......................................................9



                                       2



                              ELF INCORPORATED
                       (A Development Stage Company)
                          Condensed Balance Sheet
                              October 31, 2002
                                (unaudited)

                                  Assets

Current assets:
  Cash..........................................................$         185
                                                                --------------
            Total assets........................................$         185
                                                                ==============

                   Liabilities and Shareholders' Deficit

  Accounts payable and accrued liabilities......................$         500
  Due from related party (Note 2)...............................          997
                                                                --------------
            Total liabilities...................................        1,497
                                                                --------------

Shareholders' deficit:
  Common stock..................................................        2,800
  Additional paid-in capital....................................        5,372
  Retained earnings/accumulated deficit.........................       (9,484)
                                                                --------------
            Total shareholders' deficit.........................       (1,312)
                                                                --------------

                                                                $         185
                                                                ==============



           See accompanying notes to condensed financial statements
                                      -3-



                                                                     ELF INCORPORATED
                                                             (A Development Stage Company)
                                                          Condensed Statements of Operations
                                                                        (unaudited)

                                                                                                             April 9, 1998
                                                Three Months Ended               Six Months Ended             (inception)
                                                    October 31,                     October 31,                 Through
                                         ________________________________ ______________________________      October 31,
                                              2002              2001           2002            2001               2002
                                         ______________    ______________ ______________  ______________     ______________
Costs and expenses:
  Stock-based compensation (Note 2):
    Organization costs...................$           -     $           -  $           -   $           -      $         500
  Contributed rent (Note 2)..............          300               300            600             600              5,500
  Other general and administrative costs.          653                 -          1,588               -              3,600
                                         --------------    -------------- --------------  --------------     --------------
                                                   953               300          2,188             600              9,600
                                         --------------    -------------- --------------  --------------     --------------
Loss before income taxes and interest
  income.................................         (953)             (300)        (2,188)           (600)            (9,600)

  Interest income........................            -                 -              -               -                116
                                         --------------    -------------- --------------  --------------     --------------

                 Loss before
                   income taxes..........         (953)             (300)        (2,188)           (600)            (9,484)

  Income tax provision (Note 3)..........            -                 -              -               -                  -
                                         --------------    -------------- --------------  --------------     --------------
                 Net loss................$        (953)    $        (300) $      (2,188)  $        (600)     $      (9,484)
                                         ==============    ============== ==============  ==============     ==============

Basic and diluted loss per share.........$       (0.00)    $       (0.00) $       (0.00)  $       (0.00)
                                         ==============    ============== ==============  ==============
Weighted average common shares
  outstanding............................    1,230,000         1,230,000      1,230,000       1,230,000
                                         ==============    ============== ==============  ==============

           See accompanying notes to condensed financial statements
                                      -4-



                              ELF INCORPORATED
                       (A Development Stage Company)
                    Condensed Statements of Cash flows
                                (unaudited)


                                                                April 9, 1998
                                       Three Months Ended        (inception)
                                           October 31,             Through
                                 ------------------------------  October 31,
                                     2002              2001          2002
                                 ------------      ------------ --------------
Net cash used in operating
  activities.....................$    (2,773)      $         -  $      (3,170)
                                 ------------      ------------ --------------

Cash flows from financing
  activities:
  Advances from affiliate, net
    (Note 2).....................      2,773                 -            997
  Proceeds from sale of common...          -                 -          2,300
  Payments for offering costs....          -                 -           (127)
                                 ------------      ------------ --------------
          Net cash provided by
            financing activities.      2,773                 -          3,170
                                 ------------      ------------ --------------

          Net change in cash and
            cash equivalents.....          -                 -              -

Cash:
  Beginning of period............          -                 -              -
                                 ------------      ------------ --------------
  End of period..................$         -       $         -  $           -
                                 ============      ============ ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes.................$         -       $         -  $           -
                                 ============      ============ ==============
    Interest.....................$         -       $         -  $           -
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

CMS provides office space at no charge to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors has valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $600, $600, and $5,500, respectively, for the six months ended October 31, 2002 and 2001, and the period from April 8, 1998 (inception) through October 31, 2002.

CMS paid certain administrative costs on behalf of the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The costs, consisting of legal, accounting and filing fees, are necessary for the Company to maintain its reporting status in conformity with the provisions Securities and Exchange Act of 1934, as amended. At April 30, 2002 the CMS owed the Company $1,660 for the remaining balance of net proceeds from the Company's common stock offering and accrued interest. During the six months ended October 21, 2002 CMS paid an additional $2,657 in legal, accounting, and general and administrative costs on behalf of the Company, which resulted in a payable to CMS at October 31, 2002 of $997. This receivable is referred to as due from related party in the accompanying condensed financial statements.

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

Item 3.  Controls and Procedures

In accordance with the Sarbanes-Oxley Act, as part of the process of preparing this Report for the period ended October 31, 2002, for filing with the Securities and Exchange Commission, our President and Chief Accounting Officer evaluated the procedures and controls developed by us to gather information, including financial information, and other information material for an understanding of our business and prospects. He concluded that, at present, the procedures and controls are satisfactory to permit us to provide information to the persons responsible for preparing this Report, to ensure that this Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company, and all other information necessary to understand the condition of the Company and its operations.

Part II--Other Information

Items 1 through 5

No response required.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       None

(b)  Reports on Form 8-K

       None



                                       7



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Elf Incorporated



Date:  December 16, 2002                   By:  /s/ George G. Andrews
                                                ---------------------
                                                George G. Andrews, President



                                       8



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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c. presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and



                                       9



          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002

                                   /s/ George G. Andrews
                                   ---------------------
                                   George G. Andrews
                                   President and Chief Accounting Officer



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Elf Incorporated (the "Company"), hereby certifies to such officer's knowledge, that the Company's Quarterly Report on Form 10-QSB for the period ending October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  December 16, 2002



                                   /s/ George G. Andrews
                                   ---------------------
                                   George G. Andrews
                                   President and Chief Accounting Officer