Form 10QSB
period 2003-01-31
ELF INC
filed 2003-03-14
CIK 1176188

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
               1934 for the Quarterly Period Ended January 31, 2003

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

As of January 31, 2003, 1,230,000 shares of common stock, no par value, were outstanding.



                                     INDEX

                                                                       Page
                                                                       ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, January 31, 2003 (Unaudited)................3

     Condensed statements of operations (Unaudited) - Three months ended
       January 31, 2003 and 2002; Nine months ended January 31, 2003 and 2002; and for the period from April 9, 1998 (inception)
       through January 31, 2003...........................................4

     Condensed statements of cash flows (Unaudited) - Nine months ended
       January 31, 2003 and 2002, and for the period from April 9, 1998
       (inception) through January 31, 2003...............................5

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

     Signatures...........................................................8

     Certifications.......................................................9



                                       2



                              ELF INCORPORATED
                       (A Development Stage Company)
                          Condensed Balance Sheet
                              January 31, 2003
                                (Unaudited)

                                  Assets

Current assets:
  Cash..........................................................$          50
                                                                --------------
            Total assets........................................           50
                                                                ==============

                   Liabilities and Shareholders' Deficit

  Accounts payable and accrued liabilities......................$         275
  Due to related party (Note 2).................................        1,480
                                                                --------------
            Total liabilities...................................        1,755
                                                                --------------

Shareholders' deficit:
  Common stock..................................................        2,800
  Additional paid-in capital....................................        5,672
  Deficit accumulated during development stage..................      (10,177)
                                                                --------------
            Total shareholders' deficit.........................       (1,705)
                                                                --------------

                                                                $          50
                                                                ==============



           See accompanying notes to condensed financial statements
                                      -3-



                                                                     ELF INCORPORATED
                                                             (A Development Stage Company)
                                                          Condensed Statements of Operations
                                                                        (Unaudited)

                                                                                                             April 9, 1998
                                                Three Months Ended               Nine Months Ended            (inception)
                                                    January 31,                     January 31,                 Through
                                         ________________________________ ______________________________       January 31,
                                              2003              2002           2003            2002               2003
                                         ______________    ______________ ______________  ______________     ______________
Costs and expenses:
  Stock-based compensation (Note 2):
    Organization costs...................$           -     $           -  $           -   $           -      $         500
  Contributed rent (Note 2)..............          300               300            900             900              5,800
  Other general and administrative costs.          393                 -          1,981               -              3,993
                                         --------------    -------------- --------------  --------------     --------------
                                                   693               300          2,881             900             10,293
                                         --------------    -------------- --------------  --------------     --------------
Loss before income taxes and interest
  income.................................         (693)             (300)        (2,881)           (900)           (10,293)

  Interest income........................            -                 -              -               -                116
                                         --------------    -------------- --------------  --------------     --------------

                 Loss before
                   income taxes..........         (693)             (300)        (2,881)           (900)           (10,177)

  Income tax provision (Note 3)..........            -                 -              -               -                  -
                                         --------------    -------------- --------------  --------------     --------------
                 Net loss................$        (693)    $        (300) $      (2,881)  $        (900)     $     (10,177)
                                         ==============    ============== ==============  ==============     ==============

Basic and diluted loss per share.........$       (0.00)    $       (0.00) $       (0.00)  $       (0.00)
                                         ==============    ============== ==============  ==============
Weighted average common shares
  outstanding............................    1,230,000         1,230,000      1,230,000       1,230,000
                                         ==============    ============== ==============  ==============

           See accompanying notes to condensed financial statements
                                      -4-



                              ELF INCORPORATED
                       (A Development Stage Company)
                    Condensed Statements of Cash flows
                                (Unaudited)


                                                                April 9, 1998
                                        Nine Months Ended        (inception)
                                           January 31,             Through
                                 ------------------------------  January 31,
                                     2003              2002          2003
                                 ------------      ------------ --------------
Net cash used in operating
  activities.....................$    (3,090)      $         -  $      (5,263)
                                 ------------      ------------ --------------

Cash flows from financing
  activities:
  Advances from affiliate, net
    (Note 2).....................      3,140                 -          3,140
  Proceeds from sale of common...          -                 -          2,300
  Payments for offering costs....          -                 -           (127)
                                 ------------      ------------ --------------
          Net cash provided by
            financing activities.      3,140                 -          5,313
                                 ------------      ------------ --------------

          Net change in cash and
            cash equivalents.....         50                 -             50

Cash:
  Beginning of period............          -                 -              -
                                 ------------      ------------ --------------
  End of period..................$        50       $         -  $          50
                                 ============      ============ ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes.................$        50       $         -  $          50
                                 ============      ============ ==============
    Interest.....................$        50       $         -  $          50
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

CMS provides office space at no charge to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors has valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $900, $900, and $5,800, respectively, for the nine months ended January 31, 2003 and 2002, and the period from April 8, 1998 (inception) through January 31, 2003.

CMS paid certain administrative costs on behalf of the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The costs, consisting of legal, accounting and filing fees, are necessary for the Company to maintain its reporting status in conformity with the provisions Securities and Exchange Act of 1934, as amended. At April 30, 2002 the CMS owed the Company $1,660 for the remaining balance of net proceeds from the Company's common stock offering and accrued interest. During the nine months ended January 31, 2003, CMS paid an additional $3,140 in legal, accounting, and general and administrative costs on behalf of the Company, which resulted in a payable to CMS at January 31, 2003 of $1,480. This receivable is referred to as due from related party in the accompanying condensed financial statements.

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

Item 3.  Controls and Procedures

In accordance with the Sarbanes-Oxley Act, as part of the process of preparing this Report for the period ended January 31, 2003, for filing with the Securities and Exchange Commission, our President and Chief Accounting Officer evaluated the procedures and controls developed by us to gather information, including financial information, and other information material for an understanding of our business and prospects. He concluded that, at present, the procedures and controls are satisfactory to permit us to provide information to the persons responsible for preparing this Report, to ensure that this Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company, and all other information necessary to understand the condition of the Company and its operations.

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

                                           Elf Incorporated



Date:  March 13, 2003                      By:  /s/ George G. Andrews
                                                ---------------------
                                                George G. Andrews, President



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

Date:  March 13, 2003

                                   /s/ George G. Andrews
                                   ---------------------
                                   George G. Andrews
                                   President and Chief Accounting Officer



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Elf Incorporated (the "Company"), hereby certifies to such officer's knowledge, that the Company's Quarterly Report on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  March 13, 2002



                                   /s/ George G. Andrews
                                   ---------------------
                                   George G. Andrews
                                   President and Chief Accounting Officer